Form 10QSB
period 2003-09-30
CAPITAL TECH INC
filed 2003-12-16
CIK 1182673

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED SEPTEMBER 30, 2003
    COMMISSION FILE NUMBER 333-51058


              Capital Tech, Inc.
(Exact name of Registrant as specified in its charter)



  Colorado                      ###-##-####
 (State of    (Primary standard industrial    (I.R.S. employer
Incorporation) classification code number) identification number)

          8200 South Quebec Street, A-3 #125
          Centennial, Colorado 80112
                 720-529-9293
          (Address and telephone number of Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 2,110,000 shares.

   Capital Tech, Inc.

Index


Part I        Financial Information         Page Number

Item 1.

Balance Sheet                                 3

Statements of Loss and Accumulated Deficit    4

Statements of Cash Flows                      5

Footnotes                                     6

Item 2.  Management's Discussion and
  Analysis of Financial Condition and
  Results of Operations                       7

Part II  None

Signatures                                    10

                           Capital Tech, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                          September 30, 2003
                             (Unaudited)

                         ASSETS
                         ------
Current assets:                                               2003
                                                           ----------
  Cash                                                     $      132
                                                           ----------
      Total current assets                                        132
                                                           ----------
                                                           $      132
                                                           ==========


                   STOCKHOLDERS' EQUITY
                   --------------------
Current liabilities:
  Accounts payable                                         $    3,969
                                                           ----------
      Total current liabilities                                 3,969

Loans from related parties                                     11,850

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                      -

 Common stock, $.001 par value, 100,000,000 shares
  authorized, 2,110,000 shares issued and outstanding           2,110
 Additional paid in capital                                       180
 (Deficit) accumulated during development stage               (17,977)
                                                           ----------
                                                              (15,687)
                                                           ----------
                                                           $      132
                                                           ==========





See accompanying notes to financial statements.

                           Capital Tech, Inc.
                     (A Development Stage Company)
                         Statement of Operations
         Three Months and Nine Months Ended September 30, 2003
 For the Period From Inception (March 28, 2000) to September 30, 2003
                             (Unaudited)

                                                                            Period From
                           Three Months Ended         Nine Months Ended     Inception To
                              September 30,             September 30,         Sept 30,
                            2003         2002         2003         2002         2003
                         ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Professional fees      $      350   $      350   $    2,300   $      900   $   13,175
  Consulting expense -
   related party                  -          250            -          250        3,616
  Web site design expense -
    related party                 -            -            -            -          667
  Other expenses                 24          308           98          325          608
                         ----------   ----------   ----------   ----------   ----------
                                374          908        2,398        1,475       18,065
                         ----------   ----------   ----------   ----------   ----------
Other income and expense:
  Interest income                 -            -            2            7           88
                         ----------   ----------   ----------   ----------   ----------
(Loss from operations)
  and net (loss)-        $     (374)  $     (908)  $   (2,396)  $   (1,468)  $  (17,977)
                         ==========   ==========   ==========   ==========   ==========

Per share information:
 Basic and diluted (loss)
  per common share       $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.01)
                         ==========   ==========   ==========   ==========   ==========
 Weighted average shares
  outstanding             2,110,000    2,110,000    2,110,000    2,110,000    2,110,000
                         ==========   ==========   ==========   ==========   ==========




See accompanying notes to financial statements.

                           Capital Tech, Inc.
                     (A Development Stage Company)
                         Statement of Cash Flows
                   Nine Months Ended September 30, 2003
 For the Period From Inception (March 28, 2000) to September 30, 2003
                             (Unaudited)

                                                              Period From
                                          Nine Months Ended    Inception To
                                            September 30,      September 30,
                                          2003         2002         2003
                                       ----------   ----------   ----------
Net income (loss)                      $   (2,396)  $   (1,468)  $  (17,977)
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Expenses paid by related party             350            -        4,300
  Changes in assets and liabilities:
   Increase in accounts payable                 -          350        3,969
                                       ----------   ----------   ----------
  Total adjustments                           350          350        8,269
                                       ----------   ----------   ----------
  Net cash provided by (used in)
   operating activities                    (2,046)      (1,118)      (9,708)


Cash flows from financing activities:
   Common stock sold for cash                   -            -        2,290
   Loans from related party                 2,000            -       27,209
   Repayment of related party loans             -       (1,017)     (19,659)
                                       ----------   ----------   ----------
  Net cash provided by (used in)
   financing activities                     2,000       (1,017)       9,840
                                       ----------   ----------   ----------
Increase (decrease) in cash                   (46)      (2,135)         132
Cash and cash equivalents,
 beginning of period                          178        2,336            -
                                       ----------   ----------   ----------
Cash and cash equivalents,
 end of period                         $      132   $      201   $      132
                                       ==========   ==========   ==========




See accompanying notes to financial statements.

Capital Tech, Inc.
Notes to Unaudited Financial Statements
September 30, 2003

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 included elsewhere herein.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months ended September 30, 2003, the Company received $2,000 from a related party for working capital purposes and had $350 of expenses paid in its behalf by the related party. The outstanding balance due to the related party was $11,850 at September 30, 2003.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

             Plan of Operation

Capital and Source of Liquidity. All of the initial working capital has been obtained from the sale of common shares to the current officers, directors and principal shareholder and loans of $3,659 from

Advanced Funding, a prior shareholder no longer affiliated with Capital Tech. Advanced Funding locates and identifies various funding sources for its clients wishing to obtain loans against its receivables, obtain
short term, interim capital or venture capital, etc.   This balance to
Advanced Funding was repaid in full during the year ended December 31, 2001.

During October 2001. Capital Tech received a $22,000 cash advance from Advanced and repaid expenses Advanced Funding paid in favor of Capital Tech relating to an offering pursuant to Rule 504 of Regulation D amounting to $15,000.

During the year ended December 31, 2002, Advanced Funding paid expenses in behalf of Capital Tech amounting to $3,500 and Capital Tech repaid $1,000 in cash to Advanced Funding. The net balance due to Advanced Funding at December 31, 2002 amounted to $9,500.

For the nine months ended September 30, 2003 and 2002 and the years ended December 31, 2002 and 2001, Capital Tech did not pursue any investing activities.

For the nine months ended September 30, 2003, Capital Tech received a loan from a related party of $2,000 resulting in net cash provided by financing activities of $2,000.

For the nine months ended September 30, 2002, Capital Tech repaid related party loans of $1,017 resulting in net cash provided by financing activities of $1,017.

For the year ended December 31, 2002, Capital Tech repaid prior related party loans of $1,000 resulting in net cash used in financing activities of $1,000.

For the year ended December 31, 2001, Capital Tech received loans from Advanced Funding, then a related party, of $22,000 and repaid the related party $18,634 resulting in net cash provided by financing activities. As a result, net cash provided by financing activities for the year ended December 31, 2001 was $3,366.

We currently have no working capital and will rely on loans from our officers and directors to continue operations until completion of the
offering.   Capital Tech requires these additional loans and proceeds
from this offering to expand our current and strategic business plans.

On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and
debt financing.   Capital Tech believes that related party loans and
proceeds from this offering in the short term will allow Capital Tech to increase its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that Capital Tech will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   For the nine months ended September 30, 2003
and 2002, Capital Tech did not receive any revenues from operations.

For the nine months ended September 30, 2003, Capital Tech had expenses of $2,398 consisting of professional fees of $2,300 and other expenses of $98.

For the nine months ended September 30, 2002, Capital Tech had expenses of $1,475 consisting of professional fees of $900, consulting expense-related party of $250 and other expenses of $325.

For the year ended December 31, 2002, Capital Tech did not receive any revenues from operations and incurred expenses of $8,642 during that
period.   The increase in professional fees to $8,019 relates to legal
and accounting fees for the preparation of this offering.   Consulting
expense-related party decreased from $3,366 in 2001 to $250 in 2002 due
to a shift in the focus of operations.   Other expenses were $373 for
the year ended December 31, 2002.

For the year ended December 31, 2001, Capital Tech did not receive any revenues from operations and incurred expenses of $3,484 during that period.

Expenses for the year ended December 31, 2001 consisted of consulting expense - related party of $3,366 and other expenses of $118.

Plan of Operation. Capital Tech is in the development stage and has not conducted any operations to date or received any operating revenues. Capital Tech can satisfy our cash requirements in the next 24-36 months if we can successfully complete this offering or through loans from our officers and directors.

For the current fiscal year, Capital Tech anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. Capital Tech anticipates that until a business combination is completed with an acquisition candidate, we will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Capital Techs believes that our existing capital will not be sufficient to meet Capital Tech's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event Capital Tech is able to complete a business combination during this period, it anticipates that our existing capital will not be sufficient to allow us to accomplish the goal of
completing a business combination.   Capital Tech will depend on
additional advances from stockholders.

We cannot assure you that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, Capital Tech's needs for additional financing are likely to increase substantially. Management and other stockholders have not made any commitments to provide additional. We cannot assure you that any additional funds will be available to
Capital Tech to allow us to cover our expenses.   Even if Capital
Tech's cash assets prove to be inadequate to meet Capital Tech's operational needs, Capital Tech might seek to compensate providers of services by issuances of stock in lieu of cash.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of employees.

Controls and Procedures.   The chief executive officer/chief financial
officer of Capital Tech has made an evaluation of the disclosure controls and procedures relating to the financial statements of Capital Tech on Form 10QSB for the nine months ended September 30, 2003 and 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of Capital Tech or other factors that could significantly affect internal controls relating to Gaming Venture since the evaluation date.


             Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: December 13, 2003



By:  /s/Richard Schreck
    ------------------------
    Richard Schreck
    President

               CERTIFICATIONS

I, Richard Schreck, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Capital
Tech, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2003

/s/Richard Schreck
Richard Schreck
Chief Executive Officer/Chief Financial Officer