Form 10KSB
period 2003-12-31
CAPITAL TECH INC
filed 2005-01-03
CIK 1182673

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: 12/31/03

OR

☐	15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-100431

Colorado	###-##-####
(State of Incorporation)	(I.R.S. employer identification number)

Capital Tech, Inc.

(Exact name of registrant as specified in its charter)

8200 South Quebec Street, A-3 #125

Centennial, Colorado 80112

(Address of principal executive offices, Zip Code)

720-529-9293

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes    ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Corporation’s revenues for its most recent fiscal year were $0. As of December 31, 2004, the market value of the Corporation’s voting $.00l par value common stock held by non-affiliates of the Corporation was $0.

The number of shares outstanding of Corporation’s only class of common stock, as of December 31, 2003 and 2004 was 2,110,000 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I

ITEM 1. BUSINESS

We are deemed to be a blank check company subject to Rule 419. Although Capital Tech did not receive any material revenues, Capital Tech provided consulting services that advise and support Internet-related enterprises. We assisted in the reorganization of Internet-related enterprises that have previously allocated funds for development of technologies We are not currently affiliated with any of these companies. Capital Tech has no employees and owns no real estate. We do not intend to perform any further operations until a merger or acquisition candidate is locates and a merger or acquisition consummated. Capital Tech can be defined as a “blank check company” whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Capital Tech intends to seek to facilitate the eventual creation of a public trading market in its outstanding securities. Capital Tech’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses.

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

Capital Tech has very limited capital, and it is unlikely that Capital Tech will be able to take advantage of more than one such business opportunity.

Capital Tech intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time Capital Tech has not identified any business opportunity that it plans to pursue, nor has Capital Tech reached any agreement or definitive understanding with any person concerning an acquisition.

Our officers and directors have not previously been involved in transactions involving a merger between an established company and a “blank check company”, but do have a number of contacts within the field of corporate finance. As a result, they have had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a “blank check company”. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with Capital Tech.

We anticipate that they will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with Capital Tech. Given the lack of working capital, we will not be able to compensate these contacts. Any finder’s fees would have to be paid by the company we acquire, if at all. As a result, our ability to locate a merger candidate may be limited in scope.

No assurance can be given that Capital Tech will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to Capital Tech or its stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on a stock exchange

Capital Tech anticipates that the business opportunities presented to it will

•	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;

•	be in need of funds to develop a new product or service or to expand into a new market;

•	be relying upon an untested product or marketing any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into Capital Tech, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of Capital Tech would be issued by Capital Tech or purchased from the current principal shareholders of Capital Tech by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In Capital Tech’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of Capital Tech could occur at a time when the other shareholders of Capital Tech remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of Capital Tech may resign their management positions with Capital Tech in connection with Capital Tech’s acquisition of a business opportunity.

In the event of such a resignation, Capital Tech’s current management would not have any control over the conduct of Capital Tech’s business following Capital Tech’s combination with a business opportunity. We anticipate that business opportunities will come to Capital Tech’s attention from various sources, including our officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

Investment Company Act and Other Regulation

Capital Tech may participate in a business opportunity by purchasing, trading or selling the securities of such business. Capital Tech does not, however, intend to engage primarily in such activities.

Specifically, Capital Tech intends to conduct its activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority-owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

Capital Tech intends to implement its business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, Capital Tech’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Capital Tech’s plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since Capital Tech will not register as an investment company, stockholders will not be afforded these protections.

Any securities which Capital Tech might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If Capital Tech elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, Capital Tech would be required to comply with the provisions of the Act to effect such resale. An acquisition made by Capital Tech may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

Capital Tech expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than Capital Tech and will therefore be in a better position than Capital Tech to obtain access to attractive business opportunities. Capital Tech also will experience competition from other public blind pool companies, many of which may have more funds available than does Capital Tech.

Employees

Capital Tech is a development stage company and currently has no employees. Management of Capital Tech expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, Capital Tech’s officers prior to, or at the same time as the completion of a business acquisition

ITEM 2. PROPERTIES.

Capital Tech’s principal executive and administrative offices are located at 8200 S. Quebec Street, A-3, #125, Centennial, Colorado 80112. These offices consist of 250 square feet and are provided free of charge by Gary Rothwell, an officer and director of Capital Tech.

ITEM 3. LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of Capital Tech, Inc. security holders, through the solicitation of proxies.

PART II

ITEM 5. MARKET FOR CORPORATION’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present time, there is no market for our common shares.

We have three holders of record.

Since inception we have not paid any dividends. We intend to use any profits for operations and do not intend to pay dividends.

If the trading price of our common stock is less than $5.00 per share, trading in the common stock would also be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock”, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of the common stock in the secondary market because few broker or dealers are likely to undertake compliance activities. Generally, the term penny stock refers to a stock with a market price of less than $5.00 per share. A market in our stock may never develop due to these restrictions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the year ended December 31, 2003, Capital Tech received loan payable of $7,000 from an unrelated party. The loan bears interest at 7% per annum payable upon either the sale of the corporation or completion of a merger. As a result, Capital Tech had net cash provided by financing activities of $7,000 for the year ended December 31, 2003.

For the year ended December 31, 2002, Capital Tech repaid prior related party loans of $1,000 resulting in net cash used in financing activities of $1,000.

We currently have no working capital and will rely on loans from our officers and directors or non-affiliates to continue operations until completion of the offering. Capital Tech requires these additional loans and proceeds from this offering to expand our current and strategic business plans.

On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. Capital Tech believes that non-affiliate loans, related party loans and proceeds from this offering in the short term will allow Capital Tech to increase its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that Capital Tech will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations. For the year ended December 31, 2003, Capital Tech did not receive any revenues from operations and incurred expenses of $6,923 during that period. The decrease in professional fees to $6,726 relates to decrease in legal and accounting fees for the preparation of this offering. Other expenses were $197 for the year ended December 31, 2003.

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

For the current fiscal year, Capital Tech anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. Capital Techs anticipates that until a business combination is completed with an acquisition candidate, we will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

The proceeds not held in the escrow account after payment of the offering expenses will be used for the evaluation of acquisition candidates, expenses relating to SEC reporting and offering expenses in the following order of priority.

•	to pay for business, legal and accounting due diligence expenses incurred in connection with evaluation of prospective business combinations.

The expenses relating evaluation of acquisition candidates will consist of:

•	telephone ($1,500)

•	travel and lodging ($5,000)

•	legal fees re: document review and preparation ($12,500)

•	accounting fees ($6,000)

•	other miscellaneous due diligence expenses ($1,822)

General and administrative expenses incurred in connection with our reporting obligations with the SEC.

•	legal ($7,500)

•	accounting fees ($5,000)

•	administrative support expenses ($2,500)

•	for expenses related to the offering to nonaffiliates ($8,178)

If $100,000 is raised, the officers and directors have orally agreed to pay the $6,178 in offering expenses remaining after using the $2,000 available to Capital Tech.

If less than $50,000 is raised, our officers and directors have orally agreed to provide the funds necessary to pay the expenses of the offering of $8,178 and attempts to locate an acquisition candidate. Any amounts available for expenses immediately will be used to locate an acquisition candidate.

The officers and directors have verbally agreed to provide funds to cover the offering expenses, SEC reporting requirements and a minimal search for an acquisition candidate not covered by the available funds through a no interest loan to Capital Tech, repayable only if an acquisition is made.

No portion of the proceeds will be paid to officers, directors, their affiliates or associates for expenses of the offering.

Capital Tech believes that our existing capital will not be sufficient to meet Capital Tech’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event Capital Tech is able to complete a business combination during this period, it anticipates that our existing capital will not be sufficient to allow us to accomplish the goal of completing a business combination. Capital Tech will depend on additional advances from stockholders.

We cannot assure you that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, Capital Tech’s needs for additional financing are likely to increase substantially. Management and other stockholders have not made any commitments to provide additional. We cannot assure you that any additional funds will be available to Capital Tech to allow us to cover our expenses. Even if Capital Tech’s cash assets prove to be inadequate to meet Capital Tech’s operational needs, Capital Tech might seek to compensate providers of services by issuances of stock in lieu of cash.

We do not expect to purchase or sell any significant equipment, engage in product research or development and do not expect any significant changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On December 1, 2004, Capital Tech’s independent public accountant resigned.

James E. Scheifley & Associates, PC reports on Capital Tech’s financial statements for either of the past two years, December 31, 2002 and June 30, 2001 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During Capital Tech’s two most recent fiscal years, December 31, 2002 and December 31, 2001, and the subsequent period through the date of resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

(b) On December 1, 2004, the board of directors of Capital Tech engaged the accounting firm of Jewett, Schwartz & Associates, CPA as principal accountants of Capital Tech for the fiscal year ended December 31, 2003. Capital Tech did not consult Jewett, Schwartz & Associates, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Jewett, Schwartz & Associates, CPA financial statements and neither written nor oral advice was provided that was an important factor considered by Jewett, Schwartz & Associates, CPA in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-B.

ITEM 8A CONTROLS AND PROCEDURES

Controls and Procedures. Richard Schreck, the Chief Executive Officer and the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 31, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

Executive Officers and Directors

Our executive officers and directors and their business experience follows:

Name	Position	Period Served
Richard Schreck, age 47	President/Treasurer/Director	Inception to present
Gary Rothwell, age 63	Vice President/Secretary Director	June 2002 present

Resumes:

Richard Schreck. Mr. Schreck has been president, secretary-treasurer and a director of Capital Tech since its inception. He is a real estate broker with a wide variety of contacts and financial knowledge in the real estate business. Since October 2000, he has been a vice president for Fuller and Company, a real estate brokerage firm in Denver, Colorado. Prior to that, he was associated with Grubb & Ellis, a real estate broker firm from 1992 until he joined Fuller and Company. From 1996 to 1999, he was also a director of Centennial Banc Share Corp., a public mortgage company. Mr. Schreck obtained a bachelor’s degree in organizational behavior from Miami University in 1973. Mr. Schreck has not been involved with any other blank check companies.

Gary Rothwell. Mr. Rothwell has been vice president, secretary and director of Capital Tech since June 2002. Mr. Rothwell has been secretary, treasurer and a director of Email Mortgage, Inc. (currently Advanced Healthcare Technologies, Inc.) since its inception in March 2000 and remained a director of Advanced Healthcare Technologies, Inc. since the change in control in September 2002 to present. Email Mortgage provided lender direct pricing and convenience by facilitating the mortgage process in matching the borrower with an appropriate wholesale bank, plus gives the personal attention and service that would be gotten from a mortgage broker. Mr. Rothwell has been involved in various aspects of the home mortgage business for over 20 years. In 1977, he was the president and founder of G & E builders, Inc., an enterprise focused on the building, marketing and sale of custom homes. In 1983 he was issued a Series 7; general securities, and a Series 24; general securities principals license.

In 1990, he became the sales manager for Yorkshire Real Estate. His duties included the hiring and training of real estate agents, advertising, public relations and real estate loan applications, with follow through from origination to closing.

Mr. Rothwell has been the owner of Tiffany Real Estate since 1993. Tiffany Real Estate is a full service real estate company dedicated to providing customers with a complete program to fit their needs when buying a home.

In 1997, Mr. Rothwell began working in the residential mortgage lending business. He has worked with lenders such as:

•	Service Mortgage Corp

•	Total Mortgage Professionals

•	Mortgage Processing Services, and

•	Mortgage 2000

He has been president of Merit Mortgage Corp. since 1997. Mr. Rothwell has not been involved with any other blank check companies.

Mr. Schreck and Mr. Rothwell will only be required work part time (20 hours per week) for Capital Tech.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10. EXECUTIVE COMPENSATION

Remuneration. To date, no compensation has been paid to the officers of Capital Tech. Upon successful completion of the offering, we will enter into written employment agreements with our current officers and key employees yet to be named.

None of our officers and/or directors has received any compensation for their respective services rendered unto us. They all have agreed to act without compensation. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing or will accrue any compensation pursuant to any agreement with us.

Employee Incentive Stock Option Plan. The shareholders and the directors, at their organizational meeting, adopted an employee incentive stock option plan pursuant to the regulations of the Internal Revenue Service. The plan provides for a pool of authorized, but unissued common shares to be reserved for issuing to key executives, employees and consultants pursuant to the plan. Up to 1,000,000 options may be granted. The board of directors plans to elect a compensation committee to award the options from time to time. Committee members may not be grantees while serving.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth the beneficial ownership of the common stock of Capital Tech by each of Capital Tech’s directors and executive officers, and as a group. The beneficial owner has sole voting and investment power with respect to the Securities indicated.

There are currently 2,130,000 common shares outstanding.

The following tabulates holdings of common shares of Capital Tech (on a fully diluted basis) by each person who, at the date of this prospectus, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Capital Tech individually and as a group.

		Percentage of Common Shares
Name and Address	Number & Class of Shares	Prior to offering	After offering
Richard Schreck 8200 S. Quebec Street A-3, #125 Centennial CO 80112	20,000.94%		.48%
Gary Rothwell 8200 South Quebec Street, A-3 #125 Centennial, Colorado 80112	20,000.94%		.48%
All Directors & Officers as a group (2 persons)	40,000	1.88%	.96%
Ashley Martinez 115 East Main Lawrence, Colorado 84632	2,090,000	98.12%	50.61%

Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security, whether through a contract, arrangement, understanding, relationship, or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

Ms. Martinez, Mr. Schreck, Mr. Rothwell, Jerry Burden, Advanced Funding, Inc. and Ashley Martinez would be deemed to be promoters of Capital Tech.

Promoters or affiliates of a blank check company and their transferees would act as underwriters under the Securities Act of 1933 when reselling the securities of the blank check company. Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of Rule 144. If and when these persons determine to resell their shares, they will do so under a registration statement covering their resales.

We do not know of any arrangements, including any pledge by any personnel, which would result in a change of control of Capital Tech.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Current officers, directors and promoters paid cash of $.001 per common share

Richard Schreck	20,000 common shares
Gary Rothwell	20,000 common shares
Advanced Funding	2,090,000 common shares

Ashley Martinez purchased the 2,090,000 common shares from Advanced Funding in January 2002 for $.001 per common share.

Richard Schreck, Gary Rothwell, Advanced Funding and Ashley Martinez would be deemed to be promoters of Capital Tech, Inc.

Other than compensation amounts, if any, to be received by Richard Schreck or Gary Rothwell as officers and directors, no assets, services or other consideration are to be received by each promoter, directly or indirectly from Capital Tech.

Additionally, other than the amounts paid for common shares described above or services provided by Mr. Schreck and Mr. Rothwell as officers and directors, no assets, services or other consideration have been received or are to be received by Capital Tech.

Jerry Burden controls Advanced Funding an entity that has advanced funds to us and has paid expenses on our behalf. Mr. Burden is not affiliated with Capital Tech but Mr. Burden is the trustee of the former majority shareholder of Advanced Healthcare Technologies, Inc. (formerly Email Mortgage, Inc., an entity in which Gary Rothwell is a director).

During the year ended December 31, 2002, Advanced Funding, Inc. paid expenses in behalf of Capital Tech amounting to $3,500 and Capital Tech repaid $1,000 in cash to Advanced Funding, Inc. The net balance due to the affiliate at December 31, 2002 amounted to $9,500.

During the year ended December 31, 2003, Capital Tech received $7,000 from Advanced Funding, Inc. for working capital purposes and had an outstanding balance to Advanced Funding, Inc. of $16,500 at September 30, 2004.

We do not intend to enter into transactions with any other businesses Mr. Burden is affiliated with. No amounts are to be paid to Mr. Burden.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b) List of Exhibits

The following exhibits are filed with this report:

Exhibit 31 - 302 certification

Exhibit 32 - 906 certification

(B) REPORTS ON FORM 8-K

Form 8-K dated December 1, 2004 regarding the change in accountants

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $3,000.00 from Jewett, Schwartz & Associates, CPA for the 2003 and 2002 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Jewett, Schwartz & Associates, CPA for the 2003 fiscal years, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Jewett, Schwartz & Associates, CPA. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Jewett, Schwartz & Associates, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: December 30, 2004

Capital Tech, Inc.

By:	/s/ Richard Schreck
Richard Schreck, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

majority of the Board of Directors.

Signature	Title	Date
/s/ Richard Schreck	CEO, CFO, Controller and Director	December 30, 2004
Richard Schreck

/s/ Gary Rothwell	Secretary/Vice President and Director	December 30, 2004
Gary Rothwell

CAPITAL TECH, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors

Capital Tech, Inc.:

We have audited the accompanying balance sheet of Capital Tech, Inc. (hereinafter referred to as “the Company”) as of December 31, 2003, and the related statements of operations, changes in shareholder’s deficiency and cash flows for year then ended and the period March 28, 2000 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Capital Tech, Inc. as of and for the year ended December 31, 2002 were audited by other auditors whose report dated May 20, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Tech, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States.

JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,

December 23, 2004

CAPITAL TECH, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$254

TOTAL CURRENT ASSETS	254

TOTAL ASSETS	$254

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$3,969

TOTAL CURRENT LIABILITIES	3,969
Loan payable	16,500

TOTAL LIABILITIES	20,469

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value, 10,000,000 authorized no shares issued and outstanding	—
Common Stock, $.001 par value, 100,000,000 shares authorized 2,110,000 issued and outstanding	2,110
Additional paid-in capital	180
Deficit accumulated during the development stage	(22,505)

TOTAL SHAREHOLDERS’ DEFICIENCY	(20,215)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIENCY	$254

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the years ended December 31		Period from March 28, 2000 (Inception) to December 31, 2003
	2003	2002
REVENUES	$—	$—	$—

OPERATING EXPENSES
Professional fees	6,726	8,019	17,601
Consulting - related party	—	250	3,616
Other expenses	197	373	1,374

TOTAL OPERATING EXPENSES	6,923	8,642	22,591
Interest Income	—	15	86

LOSS FROM OPERATIONS	$(6,923)	$(8,627)	$(22,505)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	2,110,000	2,110,000	2,110,000

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIENCY

	Common Stock 100,000,000 shares authorized		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares Issued	Par Value $.001 per share
Shares issued for cash
March 2000 for $.001 per share	2,090,000	$2,090	$—	$—	$2,090
March 2000 for $.01 per share	20,000	20	180	—	200

Net loss	—	—	—	(3,535)	(3,535)

BALANCE - DECEMBER 31, 2000	2,110,000	2,110	180	(3,535)	(1,245)

Net loss	—	—	—	(3,420)	(3,420)

BALANCE - DECEMBER 31, 2001	2,110,000	2,110	180	(6,955)	(4,665)

Net loss	—	—	—	(8,627)	(8,627)

BALANCE - DECEMBER 31, 2002	2,110,000	2,110	180	(15,582)	(13,292)

Net loss	—	—	—	(6,923)	(6,923)

BALANCE - DECEMBER 31, 2003	2,110,000	$2,110	$180	$(22,505)	$(20,215)

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the years ended December 31		Period from March 28, 2000 (Inception) to December 31, 2003
	2003	2002
Cash flows from operating activities
Net loss	$(6,923)	$(8,627)	$(22,505)
Adjustments to reconcile net loss to net cash used by operating activities
Expenses paid on behalf of company	—	3,500	3,951
Increase in accounts payable	—	3,969	3,969

Total adjustments	—	7,469	7,920

Net cash used by operating activities	(6,923)	(1,158)	(14,585)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	2,290
Proceeds from loans payable	7,000	—	32,209
Repayment of loans payable	—	(1,000)	(19,660)

Net cash provided by (used in) financing activities	7,000	(1,000)	14,839

NET (DECREASE) IN CASH	77	(2,158)	254
CASH AT BEGINNING OF PERIOD	177	2,335	—

CASH AT END OF PERIOD	$254	$177	$254

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Capital Tech, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on March 28, 2000 and began operations on May 11, 2000. The Company’s activities to date have been limited to organization and capital formation. The company is a “blank check company” and has not yet determined the nature of its business activities. The company has chosen December 31st as the end of its fiscal year.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company considers revenue to be recognized at the time the service is performed in accordance with the standards set forth in SAB 104.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Intangible Assets and Long Lived Assets:

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use for the asset and its eventual

CAPITAL TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended December 31, 2003.

Loss Per Share

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation paid by the Company.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

CAPITAL TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

New Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company’s financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

During May 2000, the Company issued 2,090,000 shares of its restricted common stock for cash to an entity controlled by an individual who also controls an entity that has made cash and other advances to the Company. The shares were valued at $0.01 per share for an aggregate of $2,090.

During May 2000, the Company issued 20,000 shares of common stock to an officer of the Company for cash aggregating $200.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

NOTE 5 – INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported fro financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

The Company has not provided for income taxes during the years ended December 31, 2003 and 2002 as a result of operating losses. The Company has a net operating loss carryforward at

CAPITAL TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2003 of approximately $22,000 which will expire if unused in 2022. The Company has fully reserved the deferred tax asset (approximately $2,250) that would arise from the loss carryforward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by $1,200 during the year ended December 31, 2003.

NOTE 6 – LOAN PAYABLE

Bearing interest at 7%, principle and interest payable upon either the sale of the corporation or completion of a merger.

Exhibit Index

Exhibit No.	Description
31	302 certification

32	906 certification