Form 10QSB
period 2004-03-31
CAPITAL TECH INC
filed 2005-01-03
CIK 1182673

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934

For the transaction period from              to

Commission File Number 333-100431

Colorado	###-##-####
(State of Incorporation)	(I.R.S. employer identification number)

Capital Tech, Inc.

(Exact name of registrant as specified in its charter)

8200 South Quebec Street, A-3 #125

Centennial, Colorado 80112

(Address of principal executive offices, Zip Code)

720-529-9293

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock, March 31, 2004: Common Stock - 2,110,000

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEET

March 31, 2004

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

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31		Period from March 28, 2000 (Inception) to March 31, 2004

	2004	2003
REVENUES	$—	$—	$—

OPERATING EXPENSES
Professional fees	—	—	17,601
Consulting – related party	—	—	3,616
Other expenses	—	—	1,374

TOTAL OPERATING EXPENSES	—	—	22,591

Interest Income	—	—	86

LOSS FROM OPERATIONS	$—	$—	$(22,505)

Loss per share - basic and diluted	$—	$—	$(0.01)

Weighted average shares outstanding - basic and diluted	2,110,000	2,110,000	2,110,000

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31		Period from March 28, 2000 (Inception) to March 31, 2004

	2004	2003
Cash flows from operating activities
Net loss	$—	$—	$(22,505)
Adjustments to reconcile net loss to net cash used by operating activities
Expenses paid on behalf of company	—	—	3,951
Increase in accounts payable	—	—	3,969

Total adjustments	—	—	7,920

Net cash used by operating activities	—	—	(14,585)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	2,290
Proceeds from loans payable	—	—	32,209
Repayment of loans payable	—	—	(19,660)

Net cash provided by (used in) financing activities	—	—	14,839

NET (DECREASE) IN CASH	—	—	254

CASH AT BEGINNING OF PERIOD	254	178	—

CASH AT END OF PERIOD	$254	$178	$254

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

NOTE 5 – LOAN PAYABLE

Bearing interest at 7%, principle and interest payable upon either the sale of the corporation or completion of a merger.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

For the three months ended March 31, 2004 and 2003 and the years ended December 31, 2003 and 2002, Capital Tech did not have any net cash provided by investing activities.

For the three months ended March 31, 2004 and 2003, Capital Tech did not have any net cash provided by or used in financing activities.

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

We currently have no working capital and will rely on loans from our officers and directors or non-affiliates to continue operations until completion of the offering. Capital Tech requires these additional loans and proceeds from its current public offering to expand our current and strategic business plans.

On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. Capital Tech believes that non-affiliate loans, related party loans and proceeds from the public offering in the short term will allow Capital Tech to increase its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that Capital Tech will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations. For the three months ended March 31, 2004 and 2003, Capital Tech did not receive any revenues from operations.

For the three months ended March 31, 2004 and 2003, Capital Tech did not pay any operating expenses.

For the year ended December 31, 2003, Capital Tech did not receive any revenues from operations and incurred expenses of $6,923 during that period. The decrease in professional fees to $6,726 relates to decrease in legal and accounting fees for the preparation of the public offering. Other expenses were $197 for the year ended December 31, 2003.

For the year ended December 31, 2002, Capital Tech did not receive any revenues from operations and incurred expenses of $8,642 during that period. The increase in professional fees to $8,019 relates to legal and accounting fees for the preparation of the public offering. Consulting expense-related party decreased from $3,366 in 2001 to $250 in 2002 due to a shift in the focus of operations. Other expenses were $373 for the year ended December 31, 2002.

Plan of Operation. Capital Tech is in the development stage and has not conducted any operations to date or received any operating revenues. Capital Tech can satisfy our cash requirements in the next 24-36 months if we can successfully complete our current offering or through loans from our officers and directors or non-affiliates.

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

Need for Additional Financing

The proceeds of our offering not held in the escrow account after payment of the offering expenses will be used for the evaluation of acquisition candidates, expenses relating to SEC reporting and offering expenses in the following order of priority.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 2. Changes in Securities and Use of Proceeds. Not applicable

Item 3. Defaults Upon Senior Securities.

   not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

   not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K.         none

(b) Exhibits.

Exhibit 31 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32 - Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 27, 2004

Capital Tech, Inc.

By	/s/ Richard Schreck
Richard Schreck
President and Director

Exhibit Index

Exhibit No.	Description
31 -	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32 -	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.