Form 10QSB
period 2004-06-30
CAPITAL TECH INC
filed 2005-01-03
CIK 1182673

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock, June 30, 2004: Common Stock - 2,110,000

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEET

June 30, 2004

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

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	For the six months ended June 30		For the three months ended June 30		Period from March 28, 2000 (Inception) to June 30, 2004
	2004	2003	2004	2003
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Professional fees	—	1,950	—	1,950	17,601
Consulting - related party	—	—	—	—	3,616
Other expenses	—	74	—	74	1,374

TOTAL OPERATING EXPENSES	—	2,024	—	2,024	22,591

Interest Income	—	2	—	2	86

LOSS FROM OPERATIONS	$—	$(2,022)	$—	$(2,022)	$(22,505)

Loss per share - basic and diluted	$—	$(0.00)	$—	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	2,110,000	2,110,000	2,110,000	2,110,000	2,110,000

The accompanying notes are an integral part of these financial statements.

CAPITAL TECH, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30		Period from March 28, 2000 (Inception) to June 30, 2004
	2004	2003
Cash flows from operating activities
Net loss	$—	$(2,022)	$(22,505)
Adjustments to reconcile net loss to net cash used by operating activities
Expenses paid on behalf of company	—	—	3,951
Increase in accounts payable	—	—	3,969

Total adjustments	—	—	7,920

Net cash used by operating activities	—	(2,022)	(14,585)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	2,290
Proceeds from loans payable	—	2,000	32,209
Repayment of loans payable	—	—	(19,660)

Net cash provided by (used in) financing activities	—	2,000	14,839

NET (DECREASE) IN CASH	—	(22)	254

CASH AT BEGINNING OF PERIOD	254	178	—

CASH AT END OF PERIOD	$254	$156	$254

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

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and cash flows for the six months ended June 30, 2004 and 2003, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

For the six months ended June 30, 2004 and 2003 and the years ended December 31, 2003 and 2002, Capital Tech did not have any net cash provided by investing activities.

For the six months ended June 30, 2004, Capital Tech did not have any net cash provided by or used in financing activities.

For the six months ended June 30, 2003, Capital Tech received proceeds from loans payable of $2,000 from a prior related party resulting in net cash provided by financing activities of $2,000.

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

We currently have no working capital and will rely on loans from our officers and directors or non-affiliates to continue operations until completion of the public offering. Capital Tech requires these additional loans and proceeds from its current public offering to expand our current and strategic business plans.

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

Results of Operations. For the six months ended June 30, 2004 and 2003, Capital Tech did not receive any revenues from operations.

For the six months ended June 30, 2004, Capital Tech did not pay any operating expenses.

For the six months ended September 30, 2003, Capital Tech incurred expenses of $2,024 during that period. The increase in professional fees to $1,950 relates to legal and accounting fees for the preparation of the public offering. Other expenses were $74 for the six months ended June 30, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. none

(b)	Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32 - Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 27, 2004

Capital Tech, Inc.

By	/s/ Richard Schreck
Richard Schreck
President and Director

Exhibit Index

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification of Chief Financial Officer pursuant to Section 1350.